Form 10-Q
period 1995-09-30
MAY LIMITED PARTNERSHIP 1983-1
filed 1995-11-13
CIK 725650

UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-Q

        MARK ONE
         X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         ---  EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

        ---   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  or   15(d)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number 0-11311

                                 -----------------------

                            MAY DRILLING PARTNERSHIP 1983-1
                             MAY LIMITED PARTNERSHIP 1983-1
                 (Exact name of registrant as specified in its charter)

                                 ------------------------


                TEXAS                                    75-1896224
        (State or other jurisdiction of                  75-1896223
        incorporation or organization)                (I.R.S. Employer
                                                    Identification Number)
        4582 SOUTH ULSTER STREET PARKWAY
                SUITE 1700
              DENVER, COLORADO                               80237
        (Address of principal executive                    (Zip Code)
        offices)

          Registrant's telephone number, including area code:  (303) 850-7373

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  X   No ___


                            MAY DRILLING PARTNERSHIP 1983-1
                                     BALANCE SHEETS
                                     (In thousands)

                                            September 30,  December 31,
                                                1995           1994
                                            ------------   ------------
                                           (Unaudited)

        ASSETS
        Investment in
          May Limited Partnership 1983-1        $196           $198
                                                 ===            ===


        PARTNERS' CAPITAL
        Partners' Capital                       $196           $198
                                                 ===            ===


        NOTE: The statements of operations and cash flows for May Drilling
              Partnership 1983-1 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1983-1 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1983-1 on the equity method. The May Limited Partnership 1983-1 financial statements should be read in conjunction with these balance sheets.


                             MAY LIMITED PARTNERSHIP 1983-1
                                     BALANCE SHEETS
                                     (In thousands)
                                                 September 30,  December 31,
                                                      1995          1994
                                                ------------    ------------
                                                (Unaudited)

        ASSETS

        CURRENT ASSETS
          Cash and cash equivalents                $  100        $    96
          Accrued oil and gas sales                    30             31
          Due from affiliate                            4
                                                    ------        ------
               Total                                  134            127
                                                    ------        ------

        OIL AND GAS PROPERTIES, using the
          full cost method of accounting            7,286          7,271
            Less - Accumulated depletion           (7,008)        (6,973)
                                                    ------        ------

               Net oil and gas properties             278            298
                                                    ------        ------

        TOTAL ASSETS                              $   412        $   425
                                                    ======        ======


        LIABILITIES AND PARTNERS' CAPITAL
        CURRENT LIABILITIES
          Accounts payable and accrued
          liabilities                             $    16        $    22
          Payable to affiliate                                         2
                                                    ------        ------

               Total                                   16             24
                                                    ------        ------

        PARTNERS' CAPITAL
          General Partner                             200            203
          Limited Partner                             196            198
                                                   -------        ------
               Total                                  396            401
                                                   -------        ------
        TOTAL LIABILITIES AND PARTNERS'
        CAPITAL                                   $   412        $   425
                                                    ======        ======



                             MAY LIMITED PARTNERSHIP 1983-1
                                STATEMENT OF OPERATIONS
                                      (Unaudited)
                      (In thousands, except for unit information)
                                             For the Three Months Ended
                                             --------------------------

                                            September 30,  September 30,
                                                1995           1994
                                           -------------  -------------

        REVENUES
          Oil revenue                        $     7      $       7
          Gas revenue                             39             33
          Interest income                          1              2
                                             -------        -------
               Total                              47             42
                                              ------         ------

        COSTS AND EXPENSES
          Lease operating                         15             12
          General and administrative              18             21
          Depletion                               11              9
          Professional services and other          2              4
                                             -------        -------
               Total                              46             46
                                              ------         ------

        NET INCOME (LOSS)                   $      1        $    (4)
                                             =======         ======

        ALLOCATION OF NET INCOME (LOSS):
          General Partner                   $      3       $      -
                                             =======        =======

          Limited Partner                   $     (2)      $     (4)
                                              ======         ======
            Per initial $1,000 limited
            partner investment              $   (.42)       $  (.85)
                                               ======         ======

            Weighted average initial
            $1,000 limited partner
            investment units outstanding       4,713          4,713
                                              ======         ======



                             MAY LIMITED PARTNERSHIP 1983-1
                                STATEMENT OF OPERATIONS
                                      (Unaudited)
                      (In thousands, except for unit information)


                                                  For the Nine Months Ended
                                                  -------------------------
                                                 September 30,  September 30,
                                                      1995           1994
                                                     ------       ------
        REVENUES
          Oil revenue                             $    21        $    22
          Gas revenue                                 124            164
          Interest income                               3              5
                                                    ------       -------

               Total                                  148            191
                                                    ------        ------

        COSTS AND EXPENSES
          Lease operating                              38             35
          General and administrative                   56             70
          Depletion                                    35             33
          Professional services and other               6             13
                                                    ------        ------
               Total                                  135            151
                                                    ------        ------

        NET INCOME                                $    13        $    40
                                                    ======        ======
        ALLOCATION OF NET INCOME (LOSS):

          General Partner                         $    15        $    26
                                                    ======        ======

          Limited Partner                         $    (2)       $    14
                                                    ======        ======
            Per initial $1,000 limited partner
               investment                         $  (.42)       $  2.97
                                                    ======        ======

            Weighted average initial $1,000
               limited partner investment units
               outstanding                          4,713          4,713
                                                   ======         ======



                             MAY LIMITED PARTNERSHIP 1983-1
                                STATEMENTS OF CASH FLOW
                                      (Unaudited)
                                     (In thousands)

                                             For the Nine Months Ended
                                             -------------------------

                                            September 30,  September 30,
                                                 1995          1994
                                           -------------  -------------

        CASH FLOWS FROM OPERATING
        ACTIVITIES:
          Net income                         $    13        $    40
          Adjustment to reconcile net
            incometo net cash provided by
            operating activities:
               Depletion                          35             33
                                              ------         ------

        Cash from operations before
          working capital changes                 48             73
          Changes in assets and
            liabilities provided (used)
            cash:
               Accrued oil and gas sales           1             39
               Due from affiliate                 (4)           116
               Accounts payable and
                accrued liabilities               (6)          (110)
               Payable to affiliate               (2)
                                              ------        -------
        Net cash provided by operating
            activities                            37            118
                                              ------         ------

        CASH FLOWS FROM INVESTING
        ACTIVITIES:

          Additions to oil and gas
            properties                           (15)            (5)
          Proceeds from property sales                            7
        Net cash provided by (used in)
          investing activities                   (15)             2

        CASH FLOWS FROM FINANCING
        ACTIVITIES:
          Distributions to partners              (18)          (173)

        Net cash used in financing
            activities                           (18)          (173)

        Net increase (decrease) in cash
            and cash equivalents                   4            (53)
        CASH AND CASH EQUIVALENTS:

          Balance, beginning of period            96            142
          Balance, end of period             $   100        $    89
                                              ======         ======


                      The accompanying notes are an integral part
                              of the financial statements.


                             MAY LIMITED PARTNERSHIP 1983-1
                              NOTE TO FINANCIAL STATEMENTS
                                      (Unaudited)

        NOTE 1 - GENERAL

        The financial statements presented are those of May Limited Partnership 1983-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1994 Annual Report on Form 10-K.


        NOTE 2 - LEGAL

        In June 1995, an additional lawsuit was filed against the Partnership in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket No. 952601-3B, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuit claim that they have an additional valid lease covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Mary Guilbeau #1 well and Duhon #1 well and are entitled to a portion of the production from the wells. The Partnership has not yet determined the amount of its interest in the properties which is at issue. At this time, the Partnership believes that the difference between the amount already in escrow as a result of the litigation and the amount of any liability that may result upon resolution of this matter will not be material.


        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership generated $37,000 of cash flow from operating activities during the nine months ended September 30, 1995 and made distributions of $18,000. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

        RESULTS OF OPERATIONS

        THIRD QUARTER 1995 COMPARED TO THE THIRD QUARTER 1994

        OIL REVENUE

        Oil revenue remained consistent during the third quarter of 1995 as compared with the same period during 1994. However, oil production increased 10% primarily due to increased state allowable production limits, which were partially offset by a decrease in the average oil price from $17.32 per barrel in 1994 to $17.12 per barrel in 1995.

        GAS REVENUE

        Gas revenue  increased  $6,000  during  the  third  quarter  of  1995 as compared to the corresponding period in 1994 as the result of an increase in production partially offset by a decrease in price. Gas production increased 36% due to increased state allowable production limits, and the average gas price decreased from $1.93 per mcf in 1994 to $1.60 per mcf in 1995.


        LEASE OPERATING EXPENSE

        Lease operating expense increased $3,000 during the third quarter of 1995 as compared to the corresponding period in 1994 primarily due to an increase in production tax expense resulting from the 15% increase in oil and gas revenue.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses decreased $3,000 during the third quarter of 1995 as compared to the corresponding period in 1994 due to a decrease in the allocation of overhead from the general partner.

        DEPLETION

        Depletion expense increased $2,000 during the third quarter of 1995 as compared to the corresponding period in 1994 as a result of a higher depletion rate caused by the increase in production previously discussed.

        NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

        The comparisons for the nine months ended September 30, 1995 and the nine months ended September 30, 1994 are consistent with those discussed in the third quarter 1995 compared to the third quarter 1994 except for the following:

        OIL REVENUE

        Oil revenue decreased $1,000 during the first nine months of 1995 as compared to the corresponding period in 1994. The decrease is comprised of a 8% decrease in production partially offset by an increase in oil prices from $15.82 per barrel in 1994 to $17.74 per barrel in 1995. The decrease in production is primarily due to normal production declines.

        GAS REVENUE

        Gas revenue decreased $40,000 during the first nine months of 1995 as compared with the same period during 1994. The decrease is comprised of a 1% decrease in gas production combined with a decrease in gas prices from $2.24 per mcf in 1994 to $1.69 per mcf in 1995. The decrease in production is due to normal production declines partially offset by increased state allowable production limits.

        PROFESSIONAL SERVICES AND OTHER

        Professional services and other expenses decreased $7,000 during the first nine months of 1995 as compared with the same period in 1994 due to the timing of payments for professional services.

        PART II - OTHER INFORMATION


        ITEM 1  - LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1994 and Item 1 - Note 2 of this Form 10-Q.


        ITEM 2  - CHANGES IN SECURITIES

              None.


        ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

              None.


        ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


        ITEM 5  - OTHER INFORMATION

              None.


        ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

              None.


      SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                         MAY DRILLING PARTNERSHIP 1983-1
                                         MAY LIMITED PARTNERSHIP 1983-1
                                         BY:  EDP OPERATING, LTD.,
                                               GENERAL PARTNER

                                         BY:  HALLWOOD G. P., INC.,
                                               GENERAL PARTNER



        Date: November 2, 1995           By:  /s/Robert S. Pfeiffer
                                           Robert S. Pfeiffer, Vice President
                                           (Principal Accounting Officer)