Form 10-Q
period 1996-03-31
MAY LIMITED PARTNERSHIP 1983-1
filed 1996-05-09
CIK 725650

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

          MARK ONE
             X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number 0-11311


                           MAY DRILLING PARTNERSHIP 1983-1
                            MAY LIMITED PARTNERSHIP 1983-1
                (Exact name of registrant as specified in its charter)



                                                            75-1896224
                       TEXAS                                75-1896223
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification Number)
           4582 SOUTH ULSTER STREET PARKWAY
                 SUITE 1700
               DENVER, COLORADO                                80237
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



                           MAY DRILLING PARTNERSHIP 1983-1
                                    BALANCE SHEETS
                                    (In thousands)



                                                March 31,     December 31,
                                                   1996           1995
                                               (Unaudited)

           ASSETS
           Investment in
           May Limited Partnership 1983-1          $239           $207
                                                    ===            ===


           PARTNERS' CAPITAL

           Partners' Capital                       $239           $207
                                                    ===            ===








<F1>

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




                            MAY LIMITED PARTNERSHIP 1983-1
                                    BALANCE SHEETS
                                    (In thousands)


                                                March 31,     December 31,
                                                  1996             1995
                                               (Unaudited)

           ASSETS
           CURRENT ASSETS
               Cash and cash equivalents         $   155        $   115
               Accrued oil and gas sales              62             52
               Due from affiliate                     24              8
                                                   ------         ------

                    Total                            241            175
                                                   ------         ------

           OIL AND GAS PROPERTIES, using the
           full cost method of accounting          7,287          7,287
           Less - Accumulated depletion           (7,033)        (7,022)
                                                   ------         ------
           Net oil and gas properties                254            265
                                                   ------         ------


           TOTAL ASSETS                          $   495        $   440
                                                   ======         ======

           LIABILITIES AND PARTNERS' CAPITAL
           CURRENT LIABILITIES

           Accounts payable and accrued
           liabilities                           $    16        $    20
                                                   ------         ------

           Total                                      16             20
                                                   ------         ------

           PARTNERS' CAPITAL
           General partner                           240            213
           Limited partner                           239            207
                                                   ------         ------


           Total                                     479            420
                                                   ------         ------

           TOTAL LIABILITIES AND PARTNERS'
           CAPITAL                               $   495        $   440
                                                   ======         ======

                            MAY LIMITED PARTNERSHIP 1983-1
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                     (In thousands, except for unit information)


                                                  For the Three Months
                                                     Ended March 31,
                                                   1996          1995


           REVENUES
           Oil revenue                           $     9        $     7
           Gas revenue                                91             46
           Interest income                             1              1
                                                   ------         ------
           Total                                     101             54
                                                   ------         ------

           COSTS AND EXPENSES
           Lease operating                            10             10
           General and administrative                 19             19
           Depletion                                  11             13
           Professional services and other             2              2
                                                   ------         ------
           Total                                      42             44
                                                   ------         ------

           NET INCOME                            $    59        $    10
                                                   ======         ======

           ALLOCATION OF NET INCOME:

           General Partner                       $    27        $    10
                                                   ======         ======

           Limited Partner                       $    32       $      -
                                                   ======        =======
           Per initial $1,000 limited
           partner investment                   $  6.79       $      -
                                                  ======        =======

           Weighted average initial $1,000
           limited partner investment units
           outstanding                             4,713          4,713
                                                   ======         ======



                            MAY LIMITED PARTNERSHIP 1983-1
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (In thousands)


                                                  For the Three Months
                                                     Ended March 31,
                                                   1996           1995

           OPERATING ACTIVITIES:

           Net income                          $    59        $    10
           Adjustment to reconcile net
           income to net cash provided by
           operating activities:
           Depletion                                11             13
                                                 ------        -------

           Cash from operations before
           working capital changes                  70             23

           Changes in assets and liabilities
           provided (used) cash:
           Accrued oil and gas sales               (10)             3
           Due from affiliate                      (16)           (10)
           Accounts payable and accrued
           liabilities                              (4)            (9)
           Payable to affiliate                                    (2)
                                                 ------         ------

           Net cash provided by operating
           activities                               40              5
                                                 ------         ------

           INVESTING ACTIVITIES:
           Additions to oil and gas
           properties                                              (8)
                                                 ------        -------

           Net cash used in investing
           activities                                              (8)
                                                 ------         ------

           FINANCING ACTIVITIES:
           Distributions to partners                              (18)
                                                 ------         ------
           Net cash used in financing
           activities                                             (18)
                                                 ------         ------

           NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                     40            (21)

           CASH AND CASH EQUIVALENTS:
           Balance, beginning of period            115             96
                                                 ------         ------


           Balance, end of period              $   155        $    75
                                                 ======         ======
<F1>

                     The accompanying notes are an integral part
                             of the financial statements.


                            MAY LIMITED PARTNERSHIP 1983-1
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 - GENERAL

          The financial statements presented are those of May Limited Partnership 1983-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1995 Annual Report on Form 10-K.


          NOTE 2 - LEGAL

          In June 1993 and June 1995, a total of 15 lawsuits were filed against the Partnership in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket Nos. 93-2332-F through 93-2345-F and 952601-3B, each styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuit claim that they have an additional valid lease covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Mary Guilbeau #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represent approximately 3% to 4% of the limited partnership's interest in these properties and are entitled to a portion of the production from the wells since February 1990. The limited partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totalling approximately $23,000 at March 31, 1996, have been placed in escrow pending resolution of the lawsuits. At this time, the Partnership believes that the difference between the amount already in escrow as a result of the litigation and the amount of any liability that may result upon resolution of this matter will not be material.


          ITEM 2 - MANAGEMENT'S  DISCUSSION   AND  ANALYSIS   OF  FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

          The Partnership generated $40,000 of cash flow from operating activities and made no distributions during the three months ended March 31, 1996. A distribution payable to partners of record as of March 31, 1996 was declared in April 1996. The distribution amount is $101,000, payable $58,000 to May Drilling Partnership 1983-1 partners and $43,000 to the general partner. Future distributions are dependent on future prices for the
          Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

          RESULTS OF OPERATIONS

          FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

          OIL REVENUE

          Oil revenue increased $2,000 during the first quarter of 1996 as compared with the same period during 1995 primarily due to an increase in the average oil price from $17.63 per barrel in 1995 to $19.03 per barrel in 1996, combined with an increase in production. Oil production increased 14% primarily due to increased state allowable production limits.

          GAS REVENUE

          Gas revenue increased $45,000 during the first quarter of 1996 as compared to the corresponding period in 1995 primarily as the result of an increase in the average gas price from $1.66 per mcf in 1995 to $3.28 mcf in 1996. Gas production remained consistent at 28,000 mcf in 1995 and in 1996.

          DEPLETION

          Depletion expense decreased $2,000 during the first quarter of 1996 as compared to the corresponding period in 1995 as a result of lower capitalized costs in 1996 as compared with 1995.


          PART II -   OTHER INFORMATION


          ITEM 1  -   LEGAL PROCEEDINGS

                      Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1995 and Item 1 -
                      Note 2 of this Form 10-Q.


          ITEM 2  -   CHANGES IN SECURITIES

                      None.


          ITEM 3  -   DEFAULTS UPON SENIOR SECURITIES

                      None.


          ITEM 4  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      None.


          ITEM 5  -   OTHER INFORMATION

                      None.


          ITEM 6  -   EXHIBITS AND REPORTS ON FORM 8-K

                      None.



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


                                           MAY DRILLING PARTNERSHIP 1983-1
                                           MAY LIMITED PARTNERSHIP 1983-1
                                           BY:   EDP OPERATING, LTD.,
                                                 GENERAL PARTNER

                                           BY:   HALLWOOD G. P., INC.,
                                                 GENERAL PARTNER



           Date:  May 3, 1996              By:     /s/Robert S. Pfeiffer
                                                 Robert S. Pfeiffer,
                                                 Vice President
                                                 (Principal Accounting Officer)