Form 10-Q
period 1996-09-30
MAY LIMITED PARTNERSHIP 1983-1
filed 1996-11-07
CIK 725650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended September 30, 1996

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-11311


                                MAY DRILLING PARTNERSHIP 1983-1
                                MAY LIMITED PARTNERSHIP 1983-1
                      (Exact name of registrant as specified in its charter)



                                                                    75-1896224
            Texas                                                   75-1896223
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)
4582 South Ulster Street Parkway
               Suite 1700
         Denver, Colorado                                                80237
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code:  (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                         MAY DRILLING PARTNERSHIP 1983-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                      September 30,               December 31,
                                                                          1996                        1995

ASSETS
Investment in
     May Limited Partnership 1983-1                                       $ 224                       $207
                                                                           ====                        ===

PARTNERS' CAPITAL
Partners' Capital                                                         $224                        $207
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




                         MAY LIMITED PARTNERSHIP 1983-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                             September 30,                December 31,
                                                                               1996                         1995
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $    179                    $    115
     Accrued oil and gas sales                                                          38                          52
     Due from affiliate                                                                 27                           8
                                                                                  --------                   ---------

              Total                                                                    244                         175
                                                                                   -------                     -------

OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                                  7,295                       7,287
         Less - Accumulated depletion                                              (7,055)                     (7,022)
                                                                                   ------                      ------
              Net oil and gas properties                                               240                         265
                                                                                   -------                     -------

TOTAL ASSETS                                                                      $    484                    $    440
                                                                                   =======                     =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                    $      19                   $      20
                                                                                  --------                    --------

              Total                                                                     19                          20
                                                                                  --------                    --------

PARTNERS' CAPITAL
     General partner                                                                   241                         213
     Limited partner                                                                   224                         207
                                                                                   -------                     -------

              Total                                                                    465                         420
                                                                                   -------                     -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $    484                    $    440
                                                                                   =======                     =======











                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                                        For the Three Months Ended
                                                                                            September 30,
                                                                                 1996                        1995

REVENUES
     Oil revenue                                                                $        9                    $      7
     Gas revenue                                                                        66                          39
     Interest income                                                                     1                           1
                                                                                 ---------                   ---------
              Total                                                                     76                          47
                                                                                  --------                    --------

COSTS AND EXPENSES
     Lease operating                                                                    11                          15
     General and administrative                                                         10                          18
     Depletion                                                                          10                          11
     Professional services and other                                                     2                           2
                                                                                 ---------                   ---------
              Total                                                                     33                          46
                                                                                  --------                    --------

NET INCOME                                                                       $      43                  $        1
                                                                                  ========                   =========

ALLOCATION OF NET INCOME:

     General Partner                                                             $      20                  $        3
                                                                                  ========                   =========

     Limited Partner                                                             $      23                 $       (2)
                                                                                  ========                  =========

         Per initial $1,000 limited
              partner investment                                                  $   4.88                   $   (.42)
                                                                                   =======                    =======

         Weighted average initial $1,000
              limited partner investment units
              outstanding                                                            4,713                       4,713
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



                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                                     For the Nine Months Ended
                                                                                           September 30,
                                                                                   ---------------------------------
                                                                                 1996                        1995
                                                                              ---------------               --------

REVENUES
     Oil revenue                                                                 $      29                   $      21
     Gas revenue                                                                       233                         124
     Interest income                                                                     3                           3
                                                                                 ---------                   ---------
              Total                                                                    265                         148
                                                                                   -------                     -------

COSTS AND EXPENSES
     Lease operating                                                                    31                          38
     General and administrative                                                         48                          56
     Depletion                                                                          33                          35
     Professional services and other                                                     6                           6
     Litigation settlement                                                               1
                                                                                 ---------
              Total                                                                    119                         135
                                                                                   -------                     -------

NET INCOME                                                                        $    146                   $      13
                                                                                   =======                    ========

ALLOCATION OF NET INCOME:

     General Partner                                                             $      71                   $      15
                                                                                  ========                    ========

     Limited Partner                                                             $      75                 $       (2)
                                                                                  ========                  =========

         Per initial $1,000 limited
              partner investment                                                   $ 15.91                   $   (.42)
                                                                                    ======                    =======

         Weighted average initial $1,000
              limited partner investment units
              outstanding                                                            4,713                       4,713
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



                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                          1996                        1995

OPERATING ACTIVITIES:
     Net income                                                                    $   146                    $     13
     Adjustment to  reconcile  net  income  to net cash  provided  by  operating activities:
              Depletion                                                                 33                          35
                                                                                   -------                     -------

                  Cash from operations before working
                      capital changes                                                  179                          48

     Changes in assets and liabilities provided (used) cash:
              Accrued oil and gas sales                                                 14                           1
              Due from affiliate                                                      (19)                         (4)
              Accounts payable and accrued liabilities                                 (1)                         (6)
              Payable to affiliate                                                                                 (2)
                                                                                 ---------                   --------

                  Net cash provided by operating activities                            173                          37
                                                                                    ------                     -------

INVESTING ACTIVITIES:
     Additions to oil and gas properties                                               (8)                        (15)
                                                                                 --------                     -------

                  Net cash used in investing activities                                (8)                        (15)
                                                                                 --------                     -------

FINANCING ACTIVITIES:
     Distributions to partners                                                       (101)                        (18)
                                                                                   ------                     -------

                  Net cash used in financing activities                              (101)                        (18)
                                                                                   ------                     -------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                                        64                           4

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                                      115                          96
                                                                                    ------                     -------

     Balance, end of period                                                        $   179                     $   100
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


NOTE 2 - LEGAL

In June 1996, the Partnership and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately 3% to 4% of the Partnership's interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, the Partnership and the plaintiffs agreed to cross-convey interests in certain leases to one another, and the Partnership agreed to pay the plaintiffs $25,000. The Partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $24,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases will result in a decrease in the Partnership's reserves of $15,000 in future net revenues, discounted at 10%.


ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

Liquidity and Capital Resources

The Partnership generated $173,000 of cash flow from operating activities and made distributions of $101,000 during the nine months ended September 30, 1996. A distribution was declared in October 1996. The distribution amount is $107,000, payable $62,000 to May Drilling Partnership 1983-1 partners and $45,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Third Quarter 1996 Compared to Third Quarter 1995

Oil Revenue

Oil revenue increased $2,000 during the third quarter of 1996 as compared with the same period during 1995 primarily due to an increase in the average oil price from $17.12 per barrel in 1995 to $23.78 per barrel in 1996, partially offset by a decrease in production. Oil production decreased 2% primarily due to normal production declines.

Gas Revenue

Gas revenue increased $27,000 during the third quarter of 1996 as compared to the corresponding period in 1995 primarily as the result of an increase in the average gas price from $1.60 per mcf in 1995 to $2.64 mcf in 1996. Gas production increased approximately 3% in the third quarter of 1996 as compared with the third quarter of 1995 primarily due to increased state allowable production limits.

Lease Operating

Lease operating expense decreased $4,000 during the third quarter of 1996 as compared with the third quarter of 1995 primarily due to decreases in operating expenses resulting from cost savings measures implemented during 1995.

General and Administrative

General and administrative expenses decreased $8,000 during the third quarter of 1996 as compared with the same period in 1995 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $1,000 during the third quarter of 1996 as compared to the corresponding period in 1995 as a result of lower capitalized costs during 1996 as compared with 1995.

     Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

The comparisons for the nine months ended September 30, 1996 and the nine months ended September 30, 1995 are consistent with those discussed in the third quarter 1996 compared to the third quarter of 1995 except for the following:

Oil  Revenue

Oil revenue increased $8,000 during the first nine months of 1996 as compared to the corresponding period in 1995. The increase is comprised of a 12% increase in production combined with an increase in oil prices from $17.74 per barrel in 1995 to $21.07 per barrel in 1996. The increase in production is due to increased state allowable production limits.

Gas Revenue

Gas revenue increased $109,000 during the first nine months of 1996 as compared with the same period during 1995. The increase is comprised of a 12% increase in gas production combined with an increase in gas prices from $1.69 per mcf in 1995 to $2.86 per mcf in 1996. The increase in production is due to increased state allowable production limits.

Litigation Settlement

Litigation settlement expense represents the settlement of the Lamson lawsuit which is further described in Item 1 - Note 2 of this Form 10-Q.

PART II - OTHER INFORMATION


ITEM 1  - LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1995 and Item 1 Note 2 of this Form 10-Q.


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


                                                 MAY DRILLING PARTNERSHIP 1983-1
                                                  MAY LIMITED PARTNERSHIP 1983-1
                                             By:           EDP OPERATING, LTD.,
                                                                 General Partner
                                             By:           HALLWOOD G. P., INC.,
                                                                 General Partner


Date:  November 4, 1996                      By:
                                              Robert S. Pfeiffer, Vice President
                                                  (Principal Accounting Officer)