Form 10-Q
period 1998-06-30
MAY LIMITED PARTNERSHIP 1983-1
filed 1998-08-14
CIK 725650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



                         MAY DRILLING PARTNERSHIP 1983-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                               June 30,                 December 31,
                                                                                  1998                      1997

ASSETS
Investment in May Limited Partnership 1983-1                                     $ 175                     $ 189
                                                                                  ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                $ 175                     $ 189
                                                                                  ====                      ====






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


                         MAY LIMITED PARTNERSHIP 1983-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                      June 30,              December 31,
                                                                        1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $   165                 $   163
    Accrued oil and gas sales                                               48                      51
    Due from affiliate                                                      19                      20
                                                                       -------                  ------
         Total                                                             232                     234
                                                                        ------                  ------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                       7,323                   7,315
       Less accumulated depletion                                       (7,125)                  (7,100)
                                                                         -----                    -----
         Net oil and gas properties                                        198                     215
                                                                        ------                  ------

TOTAL ASSETS                                                           $   430                 $   449
                                                                        ======                  ======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                           $    12                 $    20
                                                                        ------                  ------

PARTNERS' CAPITAL
    General partner                                                        243                     240
    Limited partner                                                        175                     189
                                                                        ------                  ------
         Total                                                             418                     429
                                                                        ------                  ------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $   430                 $   449
                                                                        ======                  ======





















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                       For the Three Months Ended June 30,
                                                                        1998                      1997

REVENUES
   Gas revenue                                                       $     72                  $     41
   Oil revenue                                                              6                         6
   Interest                                                                 2                         2
                                                                     --------                  --------
         Total                                                             80                        49
                                                                      -------                   -------

COSTS AND EXPENSES
   Lease operating                                                         11                         6
   General and administrative                                              15                        15
   Depletion                                                               14                         8
   Professional services and other                                          1                         2
                                                                     --------                  --------
         Total                                                             41                        31
                                                                      -------                   -------

NET INCOME                                                           $     39                  $     18
                                                                      =======                   =======

ALLOCATION OF NET INCOME:

    General Partner                                                   $    20                  $      9
                                                                       ======                   =======

    Limited Partner                                                   $    19                  $      9
                                                                       ======                   =======

       Per initial $1,000 limited partner
         investment                                                   $  4.03                   $  1.91
                                                                       ======                    ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                           4,713                     4,713
                                                                       ======                    ======


















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                        For the Six Months Ended June 30,
                                                                        1998                      1997

REVENUES
   Gas revenue                                                        $   135                  $    110
   Oil revenue                                                             12                        14
   Interest                                                                 4                         3
                                                                     --------                 ---------
         Total                                                            151                       127
                                                                       ------                   -------

COSTS AND EXPENSES
   Lease operating                                                         20                        14
   General and administrative                                              30                        30
   Depletion                                                               25                        17
   Professional services and other                                          4                         6
                                                                     --------                  --------
         Total                                                             79                        67
                                                                      -------                   -------

NET INCOME                                                           $     72                  $     60
                                                                      =======                   =======

ALLOCATION OF NET INCOME:

    General Partner                                                  $     38                  $     32
                                                                      =======                   =======

    Limited Partner                                                  $     34                  $     28
                                                                      =======                   =======

       Per initial $1,000 limited partner
         investment                                                   $  7.21                   $  5.94
                                                                       ======                    ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                           4,713                     4,713
                                                                       ======                    ======



















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                       For the Six Months Ended June 30,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                         $    72                   $    60
    Adjustment to reconcile net income to
       net cash provided by operating activities:
          Depletion                                                         25                        17

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                              3                        28
      Due from affiliate                                                     1                        (6)
      Accounts payable and accrued liabilities                              (8)                       (7)
      Due to affiliate                                                                                (5)
                                                                     ---------                  --------
              Net cash provided by operating activities                     93                        87
                                                                       -------                   -------

INVESTING ACTIVITIES -
      Additions to oil and gas properties                                   (8)                      (11)
                                                                       -------                   -------

FINANCING ACTIVITIES -
      Distributions to partners                                            (83)

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                              2                        76

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                        163                       115
                                                                        ------                    ------

       Balance, end of period                                          $   165                   $   191
                                                                        ======                    ======





















                         MAY LIMITED PARTNERSHIP 1983-1
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1    -   GENERAL

The financial statements presented are those of May Limited Partnership 1983-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1997 Annual Report on Form 10-K.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership generated $93,000 of cash flow from operating activities during the six months ended June 30, 1998 and distributed $83,000 to partners. A distribution payable to partners of record as of June 30, 1998 was declared in July 1998. The distribution amount is $85,000 payable $48,960 to May Drilling Partnership 1983-1 partners and $36,040 to the general partner. The ability of the Partnership to make future distributions is dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1998 Compared to Second Quarter 1997

Gas Revenue

Gas revenue increased $31,000 during the second quarter of 1998 as compared to the second quarter of 1997 as a result of an increase in price and an increase in production. The average gas price increased from $2.26 per mcf in 1997 to $2.47 per mcf in 1998. Gas production increased 62% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997.

Oil Revenue

Oil revenue remained constant during the second quarter of 1998 as compared to the second quarter of 1997. The average oil price decreased from $19.78 per barrel in 1997 to $13.14 per barrel in 1998. The price decline was offset by a 56% increase in production because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997.

Lease Operating

Lease operating expense increased $5,000 during the second quarter of 1998 as compared to the second quarter of 1997 primarily due to increased production taxes related to the increased oil and gas production discussed above.

Depletion

Depletion expense increased $6,000 during the second quarter of 1998 as compared to the second quarter of 1997 as a result of a higher depletion rate during 1998 resulting from the increase in oil and gas production discussed above.

Professional Services and Other

Professional services and other expense decreased $1,000 during the second quarter of 1998 as compared to the second quarter of 1997. The decrease is comprised of a net decrease in miscellaneous other expenses, none of which are individually significant.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

The comparisons for the six months ended June 30, 1998 and the six months ended June 30, 1997 are consistent with those discussed in the second quarter 1998 compared to the second quarter of 1997 except for the following:

Gas Revenue

Gas revenue increased $25,000 during the first six months of 1998 as compared to the corresponding period in 1997 primarily as the result of an increase in production which was partially offset by a decrease in price. Gas production increased 39% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997. The average gas price decreased from $2.76 per mcf in 1997 to $2.45 per mcf in 1998.

Oil Revenue

Oil revenue decreased $2,000 during the first six months of 1998 as compared to the corresponding period in 1997 primarily due to a decrease in the average oil price, partially offset by an increase in production. The average oil price decreased from $21.34 per barrel in 1997 to $14.54 per barrel in 1998. Oil production increased 29% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997.

Interest

Interest income increased $1,000 during the first six months of 1998 compared to the first six months of 1997 due to a higher average cash balance during 1998.

PART II -    OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1997.


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


                                          MAY DRILLING PARTNERSHIP 1983-1
                                          MAY LIMITED PARTNERSHIP 1983-1

                                          By:  EDP OPERATING, LTD.,
                                               General Partner

                                               By:  HEPGP Ltd.,
                                                    General Partner

                                               By:  HALLWOOD G. P., INC.,
                                                    General Partner



Date:  August 10, 1998                         By: /s/Thomas J. Jung

                                                  Thomas J. Jung, Vice President
                                                 (Principal Accounting Officer)