Form 10-Q
period 1999-03-31
MAY LIMITED PARTNERSHIP 1983-1
filed 1999-05-11
CIK 725650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



                         MAY DRILLING PARTNERSHIP 1983-1
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (In thousands)



                                                                                March 31,                December 31,
                                                                                   1999                      1998

ASSETS
Investment in May Limited Partnership 1983-1                                      $ 109                     $ 149
                                                                                   ====                      ====



NET ASSETS IN LIQUIDATION                                                         $ 109                     $ 149
                                                                                   ====                      ====






NOTE: The statements of operations, changes in net assets in liquidation, and cash flows for May Drilling Partnership 1983-1 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1983-1 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1983-1 on the equity method. The May Limited Partnership 1983-1 financial statements should be read in conjunction with these statements of net assets in liquidation. The May Limited Partnership 1983-1 changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998 as described in Note 1 to the financial statements.

























                The accompanying note is an integral part of the
                             financial statements.



                         MAY LIMITED PARTNERSHIP 1983-1
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (In thousands)



                                                                       March 31,              December 31,
                                                                         1999                     1998

ASSETS
    Cash and cash equivalents                                            $   112                $   164
    Accrued oil and gas sales                                                 32                     35
    Due from affiliate                                                         8                     13
    Prepaid expenses                                                           2                      8

OIL AND GAS PROPERTIES
    At estimated net realizable value                                        515                    515
                                                                          ------                 ------

TOTAL ASSETS                                                                 669                    735
                                                                          ------                 ------

LIABILITIES
    Accounts payable and accrued liabilities                                  10                     18
    Deferred appreciated gain on oil and gas properties                      338                    335
                                                                          ------                 ------

NET ASSETS IN LIQUIDATION                                                $   321                $   382
                                                                          ======                 ======





























                The accompanying note is an integral part of the
                             financial statements.


                         MAY LIMITED PARTNERSHIP 1983-1
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE
                        THREE MONTHS ENDED MARCH 31, 1999
      AND STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                                         1999                       1998
                                                                         ----                       ----

REVENUES
   Gas revenue                                                        $     48                   $     63
   Oil revenue                                                               5                          6
   Interest                                                                  2                          2
                                                                      --------                   --------
         Total                                                              55                         71
                                                                       -------                    -------

COSTS AND EXPENSES
   Lease operating                                                           9                          9
   General and administrative                                               15                         15
   Depletion                                                                11                         11
   Professional services and other                                           3                          3
                                                                      --------                   --------
         Total                                                              38                         38
                                                                       -------                    -------

NET INCOME FROM OPERATIONS                                                  17                   $     33
                                                                                                  =======

NET ASSETS IN LIQUIDATION,
   BEGINNING OF PERIOD                                                     382

DISTRIBUTIONS TO PARTNERS                                                  (78)

NET ASSETS IN LIQUIDATION,
   END OF PERIOD                                                       $   321
                                                                        ======

ALLOCATION OF NET INCOME:

    General Partner                                                                              $     18
                                                                                                  =======

    Limited Partner                                                                              $     15
                                                                                                  =======

       Per initial $1,000 limited partner
         investment                                                                               $  3.18
                                                                                                   ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                                                       4,713











                The accompanying note is an integral part of the
                             financial statements.


                         MAY LIMITED PARTNERSHIP 1983-1
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                                 (In thousands)



OPERATING ACTIVITIES:
    Net income                                                                                     $    33
    Adjustment to reconcile net income to
       net cash provided by operating activities:
              Depletion                                                                                 11

Changes in assets and liabilities provided (used) cash:
    Accrued oil and gas sales                                                                            9
    Due from affiliate                                                                                   7
    Accounts payable and accrued liabilities                                                            (7)
                                                                                                   -------
              Net cash provided by operating activities                                                 53
                                                                                                    ------

INVESTING ACTIVITIES -
    Additions to oil and gas properties                                                                 (3)
                                                                                                   -------

FINANCING ACTIVITIES -
    Distributions to partners                                                                          (83)

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                                       (33)

CASH AND CASH EQUIVALENTS:
    Balance, beginning of period                                                                       163

    Balance, end of period                                                                         $   130
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

The financial statements presented are those of May Limited Partnership 1983-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1998 Annual Report on Form 10-K.

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

                                                                    1999             1998
                                                                    ----             ----

Appreciation of oil and gas properties                             $ 338            $ 335
Deferral of appreciated gain on oil and gas properties              (338)            (335)

The Company has received a fair market value appraisal of its properties. When the appraised value is compared to the historical net carrying value of the Limited Partnership's oil and gas properties, there is an appreciation of $338,000 and $335,000 at March 31, 1999 and December 31, 1998, respectively. Because of the inherent uncertainty about the timing and amount of the gain that may ultimately be realized, such estimated gain has been deferred at March 31, 1999 and December 31, 1998.

Upon completion of the liquidation process and settlement of all liabilities, the General Partnership will distribute the remaining cash to the General Partnership and Limited Partnership in accordance with the terms of the partnership agreements.

The statements of operations, and cash flows of the Limited Partnership for three months ended March 31, 1998 have been prepared using the historical cost (going concern) basis of accounting on which the General Partnership and the Limited Partnership had previously reported their financial condition and results of operations.

After giving further consideration to the alternatives available for liquidation of the partnerships, and in accordance with the terms of the partnership agreement, the general partner has determined to distribute to each partner a pro rata share of the assets of the partnership. The general partner is currently in the process of preparing a final accounting and determining the capital accounts of the partners. As a liquidating distribution, each partner will receive (i) an assignment of a direct working interest in the leases associated with the eight wells in which the partnership has an interest and
(ii) a distribution of cash remaining after payment of all obligations of the partnership. The general partner anticipates that the liquidating distribution will be made prior to July 30, 1999. A final 1999 Schedule K-1 will be generated within 90 days after the payment of the liquidating distribution.

ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership distributed $78,000 to partners during the three months ended March 31, 1999. A distribution payable to partners of record as of March 31, 1999 was declared in April 1999. The distribution amount is $70,000 payable $40,250 to May Drilling Partnership 1983-1 partners and $29,750 to the general partner.

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

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the partners with certain information regarding the Limited Partnership's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Limited Partnership are, to the knowledge and in the judgment of the officers and directors of the general partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Limited Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Limited Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Limited Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Limited Partnership's periodic reports and filings with the Securities and Exchange Commission. In addition, the dates for completion of the phases of the Year 2000 Plan are based on the Limited Partnership's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Limited Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Results of Operations

First Quarter 1999 Compared to First Quarter 1998

Gas Revenue

Gas revenue decreased $15,000 during the first quarter of 1999 compared to the first quarter of 1998 due to a decrease in price and a decrease in production. The average gas price decreased from $2.42 per mcf in 1998 to $1.91 per mcf in 1999. Gas production decreased 3% primarily due to normal production declines.

Oil Revenue

Oil revenue decreased $1,000 during the first quarter of 1999 compared to the first quarter of 1998. The average oil price decreased from $16.12 per barrel in 1998 to $11.19 per barrel in 1999. The price decline was partially offset by a 19% increase in production resulting from workover procedures performed during 1998.

Lease Operating

Lease operating expense remained consistent during the first quarter of 1999 compared to the first quarter of 1998 primarily due to decreased production taxes related to the decreased oil and gas revenue discussed above, offset by increased operating expenses.

PART II -    OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1998.


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


                                             MAY DRILLING PARTNERSHIP 1983-1
                                             MAY LIMITED PARTNERSHIP 1983-1

                                             By:  EDP OPERATING, LTD.,
                                                   General Partner

                                                  By:  HEPGP Ltd.,
                                                       General Partner

                                                  By:  HALLWOOD G. P., INC.,
                                                       General Partner



Date:  May 11, 1999                               By:  /s/Thomas J. Jung
                                                  Thomas J. Jung, Vice President
                                                  (Principal Accounting Officer)